Form 10-K
period 1993-12-31
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1994-03-31
CIK 912238

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-K
(Mark One)
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

          For the fiscal year ended December 31, 1993.

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from _______ to _______.

                Commission file number 33-50351.

            HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.
     (Exact name of registrant as specified in its charter)

          The Netherlands                    Not Applicable
     (State or other jurisdiction       (I.R.S.Employer
     incorporation or organization)     Identification No.)

                          Hoekenrode 6
                             1102 BR
                      Amsterdam, Netherlands
            (Address of principal executive offices)

                       Registrant's Telephone number, including
                             area code:  011-31-20-6298033

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
             5.25% Senior Notes Due October 15, 1998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /  No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

At March 25, 1994, there were 400 shares of the registrants voting securities outstanding, all of which are owned by Household Overseas Limited.

            HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

                             PART I.

Item 1.  Business.

     Household International Netherlands B.V. (the "Company") was organized under the Dutch Civil Code on September 14, 1990. All of the outstanding voting securities of the Company are owned by Household Overseas Limited, which is a wholly-owned subsidiary of Household International (U.K.) Limited ("HIUK"). The Company was created solely to act as a non-operating special purpose financing subsidiary of HIUK. The Company will only enter into agreements or arrangements to obtain funds for, or to provide financing options to, HFC Bank plc ("HFC Bank"), also a wholly-owned subsidiary of HIUK. The Company will not engage in any other type of business activity.

Item 2.  Properties.

     The Company does not and will not have any material physical properties.

Item 3.  Legal Proceedings.

     There is no litigation pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     All voting securities of the Company are owned by Household
Overseas Limited.

Item 6.  Selected Financial Data.

In thousands.                       1993    1992    1991    1990*
- ----------------------------------------------------------------
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31:

Net interest margin                $93.9       -       -       -
General and administrative
  expenses                          13.7   $ 3.1   $ 3.0   $ 0.7
Income taxes                        32.1       -       -       -
- -----------------------------------------------------------------
Net income (loss)                  $48.1   $(3.1)  $(3.0)  $(0.7)
=================================================================

BALANCE SHEET DATA AS OF DECEMBER 31:

Total assets                  $126,187.4   $20.0   $20.0   $20.0
Senior notes payable           124,711.7       -       -       -
Shareholder's equity                61.3    13.2    16.3    19.3
- -----------------------------------------------------------------

*Household International Netherlands B.V. was incorporated on
 September 14, 1990. Therefore, there is no operating data for 1989.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     In October, 1993 the Company issued $125 million of 5.25% Senior Notes Due October 15, 1998 (the "Notes"). The Notes are unconditionally guaranteed, as to the payment of principal and interest, by Household International, Inc., a Delaware Corporation ("Household International"). Household International may, at any time, assume all the obligations of the Company with respect to Notes without the consent of any holder of the Notes. Household International files periodic reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (File No. 1-8198), including audited financial statements which include the financial results of HIUK and its subsidiaries, including the Company.

     The Company loaned the proceeds of the above referenced
Notes to HFC Bank pursuant to an intercompany loan agreement at the semi-annual rate of 5.50%. The Company anticipates that it will have no other source of income other than a lending relationship with HFC Bank.

Item 8.  Financial Statements and Supplementary Data.

STATEMENTS OF OPERATIONS

In thousands.
- --------------------------------------------------------------
YEAR ENDED DECEMBER 31                    1993    1992    1991
- --------------------------------------------------------------
Interest income                       $1,499.5       -       -
Interest expense                       1,405.6       -       -
- --------------------------------------------------------------
Net interest margin                       93.9       -       -
General and administrative expenses       13.7   $ 3.1   $ 3.0
- --------------------------------------------------------------
Net income (loss) before income taxes     80.2    (3.1)   (3.0)
Income taxes                              32.1       -       -
- --------------------------------------------------------------
Net income (loss)                     $   48.1   $(3.1)  $(3.0)
==============================================================
The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

In thousands.
- ---------------------------------------------------------------

DECEMBER 31                                       1993   1992
- ---------------------------------------------------------------
ASSETS
Cash                                        $     14.7  $20.0
Accrued interest receivable                    1,461.1      -
Intercompany loan                            124,050.9      -
Deferred issuance costs                          660.7      -
- ---------------------------------------------------------------
Total assets                                $126,187.4  $20.0
===============================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Accrued interest payable and
  accrued liabilities                       $  1,414.4  $ 6.8
Senior notes payable                         124,711.7      0
- ---------------------------------------------------------------
Total liabilities                            126,126.1    6.8
Shareholder's equity                              61.3   13.2
- ---------------------------------------------------------------
Total liabilities and shareholder's equity  $126,187.4  $20.0
===============================================================
The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

In thousands.
- ---------------------------------------------------------------
YEAR ENDED DECEMBER 31                     1993    1992    1991
- ---------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                    $     48.1   $(3.1)  $(3.0)
Adjustments to reconcile net income
  to net cash provided by operations:
    Accrued interest receivable        (1,461.1)      -       -
    Arrangement fee                       987.5       -       -
    Deferred issuance costs              (687.5)      -       -
    Accrued interest payable
      and accrued liabilities           1,407.7     3.1     3.0
- ---------------------------------------------------------------
Cash provided by operations               294.7     0.0     0.0
- ---------------------------------------------------------------
INVESTMENT IN OPERATIONS
Intercompany loan originated         (125,000.0)      -       -
- ---------------------------------------------------------------
Cash decrease from investments
  in operations                      (125,000.0)      -       -
- ---------------------------------------------------------------
FINANCING TRANSACTIONS
Senior notes payable issued           124,700.0       -       -
- ---------------------------------------------------------------
Cash increase from
  financing transactions              124,700.0       -       -
- ---------------------------------------------------------------
Decrease in cash                           (5.3)    0.0     0.0
CASH AT JANUARY 1                          20.0    20.0    20.0
- ---------------------------------------------------------------
Cash at December 31                  $     14.7   $20.0   $20.0
===============================================================
The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

All dollar amounts are stated in thousands.
- ---------------------------------------------------------------
                                       Issued
                              Number      and   Accumu-
                                  of  Paid-in     lated
                              Shares  Capital   Deficit   Total
- ---------------------------------------------------------------
Balance at December 31, 1990     400    $20.0    $ (.7)   $19.3
Net loss                           -        -     (3.0)    (3.0)
- ---------------------------------------------------------------
Balance at December 31, 1991     400     20.0     (3.7)    16.3
Net loss                           -        -     (3.1)    (3.1)
- ---------------------------------------------------------------
Balance at December 31, 1992     400     20.0     (6.8)    13.2
Net income                         -        -     48.1     48.1
- ---------------------------------------------------------------
Balance at December 31, 1993     400    $20.0    $41.3    $61.3
===============================================================
The accompanying notes are an integral part of these financial statements.


Notes to Financial Statements

Household International Netherlands B.V. (the "Company") was organized under the Dutch Civil Code on September 14, 1990. All of the outstanding voting securities of the company are owned by Household Overseas Limited, which is a wholly-owned subsidiary of Household International (U.K.) Limited ("HIUK"). The ultimate parent company is Household International, Inc. ("Household International"), a Delaware corporation. The Company was organized solely to serve as a source of financing, directly or indirectly, for HFC Bank plc ("HFC Bank"), also a wholly-owned subsidiary of HIUK. The Company's functional currency is the U.S. dollar, as the majority of the Company's activities are denominated in U.S. dollars.

1. EXPLANATION ADDED TO FINANCIAL STATEMENTS PREPARED FOR USE IN
   THE UNITED STATES

   The Company maintains its accounts in accordance with accounting principles and practices employed by enterprises in the Netherlands. The accompanying financial statements reflect certain adjustments not recorded on the Company's books, to present these statements in accordance with generally accepted accounting principles of the U.S., and therefore differ from the statements prepared for use in the Netherlands. These adjustments, which only affect 1993 and had no impact on either net income for the year ended December 31, 1993 or shareholder's equity at that date, were as follows:

   A. Deferral of a $987,500 loan arrangement fee. This amount has been netted against the intercompany loan and is being amortized over the expected term of the loan. The amortization was included in interest income in the accompanying statements of operations.

   B. Deferral of $687,500 in senior notes payable issuance costs. These costs have been recorded as an asset and are being amortized over the expected term of the notes. The amortization was included in interest expense in the accompanying statements of operations.

   C. Deferral of $300,000 in senior notes payable discount. The discount has been netted against the senior notes payable and is being amortized over the expected term of the notes. The amortization was included in interest expense in the accompanying statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Debt discount and deferred issuance costs - Debt discount and deferred issuance costs are amortized using a method which approximates the effective yield method over the expected term of the related senior notes payable.

   Income taxes - The Company has obtained a ruling from the tax authorities of the Netherlands. Under this ruling a certain minimum taxable income is to be reported during the year. Income tax expense as included in the accompanying statements of operations has been calculated in accordance with this tax ruling.

3. INTERCOMPANY LOANS

   In thousands.
   ---------------------------------------------------------
   AT DECEMBER 31                            1993       1992
   ---------------------------------------------------------
   Due from HFC Bank plc               $125,000.0          -
   Unamortized arrangement fee             (949.1)         -
   ---------------------------------------------------------
   Total                               $124,050.9          -
   =========================================================
   The Company granted a long-term loan to HFC Bank. The loan bears an annual interest rate of 5.50 percent and matures on October 15, 1998. HFC Bank has entered into an agreement ("arrangement fee") to reimburse the Company for the discount on the senior notes payable and issuance costs. This arrangement fee is netted against the principal balance and is amortized into interest income using a method which approximates the effective yield method over the expected term of the loan.

4. SENIOR NOTES PAYABLE

   In thousands.
   ---------------------------------------------------------
   AT DECEMBER 31                            1993       1992
   ---------------------------------------------------------
   Notes payable, 5.25%
     due October 15, 1998              $125,000.0          -
   Unamortized discounted                  (288.3)         -
   ---------------------------------------------------------
   Total notes payable                 $124,711.7          -
   =========================================================

   The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.

5. SHAREHOLDER'S EQUITY

   The Company is authorized to issue 2,000 shares of common stock with a stated par value of 100 Netherland guilders. At
   December 31, 1993 and 1992, 400 shares were issued and outstanding.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Household International Netherlands B.V.:

We have audited the accompanying balance sheets of Household International Netherlands B.V. (a Netherlands corporation) as of December 31, 1993 and 1992, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Household International Netherlands B.V. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles (see Note 1).



                                 ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 25, 1994

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.

     Not applicable.

                            PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The following individuals are executive officers and/or directors of the Company:

     John W. Blenke, age 38, is President, Chairman of the Board, Chief Executive Officer and Secretary of the Company since March 1994. Mr. Blenke was elected Secretary in October 1993. Mr. Blenke is also currently an Assistant General Counsel and Secretary of Household International, having been appointed Secretary in 1993. Mr. Blenke joined Household International in 1989 as Corporate Finance Counsel, was promoted to Assistant General Counsel-Securities & Corporate Law and Assistant Secretary in 1991. Prior to joining Household, Mr. Blenke was employed with a subsidiary of Transamerica Corporation.

     Joseph P. Hoff, age 43, was appointed the Vice President, Treasurer and Chief Financial Officer, as well as a Director of the Company on September 8, 1993. Mr. Hoff is also currently an Assistant Treasurer of Household International and a Vice President and Assistant Treasurer of Household Finance Corporation, also a subsidiary of Household, positions which he has held since 1989. Prior to 1989, Mr. Hoff was a Senior Vice President of Household Commercial Financial Services.

     David A. Schoenholz, age 42, was appointed Vice President, Controller and Chief Accounting Officer of the Company on September 8, 1993. Mr. Schoenholz is also currently the Vice President-Chief Accounting Officer of Household International, having been so appointed in 1993. Mr. Schoenholz was appointed Vice President in 1989 and Controller in 1987. He joined Household International in 1985 as Director-Internal Audit. Prior to joining Household International, Mr. Schoenholz was employed by the Commodore Corporation, a manufacturer of mobile homes, as Vice President/Controller from 1983 to 1985.

     ABN-AMRO Trust Company (Nederland) B.V. was apppointed a Director of the Company on September 8, 1993, and is a limited liability company incorporated on August 27, 1991 in Amsterdam, Netherlands. ABN-AMRO Trust Company (Nederland) B.V. and its subsidiaries serve as director to approximately 1,000 Netherlands incorporated holding and finance companies. ABN-AMRO Trust Company (Nederland) B.V. acts as a manager, administrator and advisor with respect to various financial and commercial activities of companies located or operating in the Netherlands.

Item 11.   Executive Compensation.

     None of the officers of the Company receive compensation for serving as officers of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

     Not applicable.

Item 13.   Certain Relationships and Related Transactions.

     Not applicable.

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.

(a)  Financial Statements.

    The following financial statements, together with the report of Arthur Andersen & Co., dated February 25, 1994, appearing on pages 4 through 10 hereof.

    Household International Netherlands B.V.:

    Statements of Operations for the Three Years Ended
    December 31, 1993.

    Balance Sheets, December 31, 1993 and 1992.

    Statements of Cash Flows for the Three Years Ended
    December 31, 1993.

    Statements of Changes in Shareholder's Equity for the Three
    Years Ended December 31, 1993.

    Notes to Financial Statements.

(b)  Reports on Form 8-K.

    During the three months ended December 31, 1993, the Company filed no Reports on Form 8-K.

(c)  Exhibits.

    3(a)   Articles of Incorporation of the Company.

    4(a) Indenture dated as of September 9, 1993, between the Company, Household and The First National
           Bank of Boston, as Trustee (incorporated by reference to Exhibit 4(a) of the Company's Registration
           Statement on Form S-3 (No. 33-50351), filed on
           September 21, 1993).

    10(a) Loan Agreement dated October 21, 1993 between the Company and HFC Bank plc.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

    23     Consent of Independent Public Accountants

(d)  Schedules.

    None.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International
Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

Dated:  March 31, 1994
                        By:  /s/ John W. Blenke
                        --------------------------------
                        President, Chairman of the Board
                        and Chief Executive Officer


    Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Household International Netherlands B.V. and in the capacities and on the dates indicated.

      Signature                 Title                  Date
      ---------                 -----                  ----


/s/ John W. Blenke        President,              March 31, 1994
- -----------------------   Chairman of the Board
(John W. Blenke)          and Chief Executive
                          Officer

/s/ Joseph W. Hoff        Vice President,         March 31, 1994
- -----------------------   Treasurer, Chief
(Joseph W. Hoff)          Financial Officer
                          and Director

/s/ David A. Schoenholz   Vice President,         March 31, 1994
- -----------------------   Controller and
(David A. Schoenholz)     Chief Accounting
                          Officer

                          Director                March 31, 1994
- -----------------------
ABN-AMRO Trust Company
(Nederland) B.V.

                          EXHIBIT INDEX


EXHIBIT
    NO.    DESCRIPTION
- -------    -----------

    3(a)   Articles of Incorporation of the Company.

    4(a) Indenture dated as of September 9, 1993, between the Company, Household and The First National
           Bank of Boston, as Trustee (incorporated by reference to Exhibit 4(a) of the Company's Registration
           Statement on Form S-3 (No. 33-50351), filed on
           September 21, 1993).

    10(a) Loan Agreement dated October 21, 1993 between the Company and HFC Bank plc.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

    23     Consent of Independent Public Accountants