Form 10-Q
period 1994-03-31
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1994-05-16
CIK 912238

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994.
                                         --------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from         to
                                         -------    -------

                Commission file number 33-50351.

            HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           The Netherlands                 Not Applicable
     ----------------------------       -------------------
     (State or other jurisdiction       (I.R.S.Employer
     incorporation or organization)     Identification No.)

                          Hoekenrode 6
                             1102 BR
                      Amsterdam, Netherlands
            ----------------------------------------
            (Address of principal executive offices)

  Registrant's telephone number,
            including area code:  011-31-20-6298033
                                  -----------------

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
             5.25% Senior Notes Due October 15, 1998
             6.00% Senior Notes Due March 15, 1999


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /  No /   /

At April 30, 1994, there were 400 shares of the registrant's voting securities outstanding, all of which are owned by Household Overseas Limited.

PART 1.   FINANCIAL INFORMATION

1.  Financial Statements

Household International Netherlands B.V.

STATEMENTS OF INCOME
- --------------------
In thousands.
- --------------------------------------------------------------
Three months ended March 31                   1994        1993
- --------------------------------------------------------------
Interest income                           $2,718.5           -
Interest expense                           2,591.5           -
- --------------------------------------------------------------
Net interest margin                          127.0           -
General and administrative expenses            8.5           -
- --------------------------------------------------------------
Net income before income taxes               118.5           -
Income taxes                                  47.4           -
- --------------------------------------------------------------
Net income                                $   71.1           -
==============================================================
See notes to condensed financial statements.

Household International Netherlands B.V.

BALANCE SHEETS
- --------------
In thousands.
- ---------------------------------------------------------------
                                      March 31,    December 31,
                                           1994            1993
- ---------------------------------------------------------------
ASSETS
- ------
Cash                                 $     10.5      $     14.7
Accrued interest receivable             4,103.6         1,461.1
Intercompany loan                     297,534.3       124,050.9
Deferred issuance costs                 1,486.8           660.7
- ---------------------------------------------------------------
Total assets                         $303,135.2      $126,187.4
===============================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Accrued interest payable and
  accrued liabilities                $  3,981.7      $  1,414.4
Senior notes payable                  299,021.1       124,711.7
- ---------------------------------------------------------------
Total liabilities                     303,002.8       126,126.1
- ---------------------------------------------------------------
Shareholder's equity:
   Common stock                              .4              .4
   Additional paid-in capital              19.6            19.6
   Retained earnings                      112.4            41.3
- ---------------------------------------------------------------
Total shareholder's equity                132.4            61.3
- ---------------------------------------------------------------
Total liabilities and
   shareholder's equity              $303,135.2      $126,187.4
===============================================================
See notes to condensed financial statements.

Household International Netherlands B.V.

STATEMENTS OF CASH FLOWS
- ------------------------
In thousands.
- --------------------------------------------------------------
Three months ended March 31                 1994          1993
- --------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                           $      71.1             -
Adjustments to reconcile net income
  to net cash provided by operations:
    Accrued interest receivable         (2,642.5)            -
    Arrangement fee                      1,592.5             -
    Deferred issuance costs               (875.0)            -
    Accrued interest payable
      and accrued liabilities            2,567.2             -
- --------------------------------------------------------------
Cash provided by operations                713.3             -
- --------------------------------------------------------------
INVESTMENT IN OPERATIONS
Intercompany loan originated          (175,000.0)            -
- --------------------------------------------------------------
Cash decrease from investments
  in operations                       (175,000.0)            -
- --------------------------------------------------------------
FINANCING TRANSACTIONS
Senior notes payable issued            174,282.5             -
- --------------------------------------------------------------
Cash increase from
  financing transactions               174,282.5             -
- --------------------------------------------------------------
Decrease in cash                            (4.2)            -
CASH AT JANUARY 1                           14.7         $20.0
- --------------------------------------------------------------
Cash at March 31                     $      10.5         $20.0
==============================================================
See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ---------------------------------------
Household International Netherlands B.V. (the "Company") was organized under the Dutch Civil Code on September 14, 1990. All of the outstanding voting securities of the company are owned by Household Overseas Limited, which is a wholly-owned subsidiary of Household International (U.K.) Limited ("HIUK"). The ultimate parent company is Household International, Inc. ("Household International"), a Delaware corporation. The Company was organized solely to serve as a source of financing, directly or indirectly, for HFC Bank plc ("HFC Bank"), also a wholly-owned subsidiary of HIUK. The Company's functional currency is the U.S. dollar, as the majority of the Company's activities are denominated in U.S. dollars.

Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature.

1. EXPLANATION ADDED TO FINANCIAL STATEMENTS PREPARED FOR USE IN
   THE UNITED STATES
   -------------------------------------------------------------
   The Company maintains its accounts in accordance with accounting principles and practices employed by enterprises in the Netherlands. The accompanying financial statements reflect certain adjustments not recorded on the Company's books, to present these statements in accordance with generally accepted accounting principles of the U.S., and therefore differ from the statements prepared for use in the Netherlands. These adjustments, which had no impact on either net income or shareholder's equity in 1994 or 1993, were as follows:

   A. Deferral of loan arrangement fees totaling $2,580,000. These amounts have been netted against the intercompany loans and are being amortized over the expected terms of the loans. The amortization was included in interest income in the accompanying statements of income.

   B. Deferral of senior notes payable issuance costs totaling $1,562,500. These costs have been recorded as an asset and are being amortized over the expected terms of the notes. The amortization was included in interest expense in the accompanying statements of income.

   C. Deferral of senior notes payable discounts totaling
      $1,017,500. These discounts have been netted against the senior notes payable and are being amortized over the expected terms of the notes. The amortization was included in interest expense in the accompanying statements of income.

2. INTERCOMPANY LOANS
   ------------------
   In thousands.
   -----------------------------------------------------------
                                     March 31,    December 31,
                                          1994            1993
   -----------------------------------------------------------
   Due from HFC Bank plc            $300,000.0      $125,000.0
   Unamortized arrangement fee        (2,465.7)         (949.1)
   -----------------------------------------------------------
   Total intercompany loans         $297,534.3      $124,050.9
   ===========================================================

   In March 1994 the Company granted a long-term loan of $175 million to HFC Bank. The loan bears an annual interest rate of
   6.175 percent and matures on March 15, 1999.  HFC Bank has entered into an agreement ("arrangement fee") to reimburse the Company for the discount on the senior notes payable and issuance costs. This arrangement fee is netted against the principal balance and is amortized into interest income using a method which approximates the effective yield method over the expected term of the loan.

3. SENIOR NOTES PAYABLE
   --------------------
   In thousands.
   -----------------------------------------------------------
                                     March 31,    December 31,
                                          1994            1993
   -----------------------------------------------------------
   Notes payable, 5.25%
     due October 15, 1998           $125,000.0      $125,000.0
   Notes payable, 6.00%
     due March 15, 1999              175,000.0               -
   Unamortized discount                 (978.9)         (288.3)
   -----------------------------------------------------------
   Total senior notes payable       $299,021.1      $124,711.7
   ===========================================================

   The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.
    -------------------------------------------------
     In March 1994 the Company issued $175 million of 6.00 percent Senior Notes due March 15, 1999 (the "Notes"). The Notes are unconditionally guaranteed, as to the payment of principal and interest, by Household International, Inc., a Delaware Corporation ("Household International"). Household International may, at any time, assume all the obligations of the Company with respect to the Notes without the consent of any holder of the Notes. Household International files periodic reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (File No. 1-8198), including audited financial statements which include the financial results of HIUK and its subsidiaries, including the Company.

     The Company loaned the proceeds of the above referenced Notes to HFC Bank pursuant to an intercompany loan agreement at the annual rate of 6.175 percent. The Company anticipates that it will have no other source of income other than a lending relationship with HFC Bank.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      4(a) Indenture dated as of September 9, 1993, between the Company, Household and BankAmerica National Trust Company, as Trustee (incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-3 (No. 33-50351), filed on September 21, 1993).

     10(a) Loan Agreement dated March 2, 1994 between the Company and HFC Bank plc.

     12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

     12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994).

(b)  Reports on Form 8-K.

     During the three months ended March 31, 1994, the Company filed no Reports on Form 8-K.

                           SIGNATURES
                           ----------
    Pursuant to the requirements of the Securities Exchange Act of 1934, Household International Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.


Dated:  May 13, 1994     By:  /s/ John W. Blenke
        ------------     --------------------------------
                         President, Chairman of the Board
                         and Chief Executive Officer

                          EXHIBIT INDEX
                          -------------

EXHIBIT
NO.        DESCRIPTION
- -------    -----------

     4(a) Indenture dated as of September 9, 1993, between the Company, Household and BankAmerica National Trust Company, as Trustee (incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-3 (No. 33-50351), filed on September 21,
           1993).

    10(a) Loan Agreement dated March 2, 1994 between the Company and HFC Bank plc.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994).


A:\WP51\BV10Q331.AS1 (5/11/94)