Form 10-Q
period 1994-06-30
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1994-08-12
CIK 912238

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994.

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

At July 31, 1994, there were 400 shares of the registrant's voting securities outstanding, all of which are owned by Household
Overseas Limited.

PART 1.   FINANCIAL INFORMATION

1.  Financial Statements

Household International Netherlands B.V.

STATEMENTS OF INCOME

In thousands.
- -----------------------------------------------------------------
                         Six months ended      Three months ended
                                 June 30,                June 30,
                           1994      1993        1994        1993
- -----------------------------------------------------------------
Interest income        $7,319.9         -    $4,601.4           -
Interest expense        6,986.2         -     4,394.7           -
- -----------------------------------------------------------------
Net interest margin       333.7         -       206.7           -
General and administrative
  expenses                 29.3         -        20.8           -
- -----------------------------------------------------------------
Net income before income
  taxes                   304.4         -       185.9           -
Income taxes              112.3         -        64.9           -
- -----------------------------------------------------------------
Net income             $  192.1         -    $  121.0           -
=================================================================
See notes to condensed financial statements.

Household International Netherlands B.V.

BALANCE SHEETS

In thousands.
- ---------------------------------------------------------------
                                       June 30,    December 31,
                                           1994            1993
- ---------------------------------------------------------------
ASSETS
- ------
Cash                                 $    165.6      $     14.7
Accrued interest receivable             5,137.1         1,461.1
Intercompany loan                     297,663.3       124,050.9
Deferred issuance costs                 1,408.7           660.7
- ---------------------------------------------------------------
Total assets                         $304,374.7      $126,187.4
===============================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Accrued interest payable and
  accrued liabilities                $  5,049.3      $  1,414.4
Senior notes payable                  299,072.0       124,711.7
- ---------------------------------------------------------------
Total liabilities                     304,121.3       126,126.1
- ---------------------------------------------------------------
Shareholder's equity:
   Common stock                              .4              .4
   Additional paid-in capital              19.6            19.6
   Retained earnings                      233.4            41.3
- ---------------------------------------------------------------
Total shareholder's equity                253.4            61.3
- ---------------------------------------------------------------
Total liabilities and
   shareholder's equity              $304,374.7      $126,187.4
===============================================================
See notes to condensed financial statements.

Household International Netherlands B.V.

STATEMENTS OF CASH FLOWS

In thousands.
- --------------------------------------------------------------
Six months ended June 30                  1994            1993
- --------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                          $    192.1               -
Adjustments to reconcile net income
  to net cash provided by operations:
    Accrued interest receivable       (3,676.0)              -
    Arrangement fee                    1,592.5               -
    Deferred issuance costs             (875.0)              -
    Accrued interest payable
      and accrued liabilities          3,634.8               -
- --------------------------------------------------------------
Cash provided by operations              868.4               -
- --------------------------------------------------------------
INVESTMENT IN OPERATIONS
Intercompany loan originated        (175,000.0)              -
- --------------------------------------------------------------
Cash decrease from investments
  in operations                     (175,000.0)              -
- --------------------------------------------------------------
FINANCING TRANSACTIONS
Senior notes payable issued          174,282.5               -
- --------------------------------------------------------------
Cash increase from
  financing transactions             174,282.5               -
- --------------------------------------------------------------
Increase in cash                         150.9               -
Cash at January 1                         14.7           $20.0
- --------------------------------------------------------------
Cash at June 30                     $    165.6           $20.0
==============================================================

Supplemental cash flow information:
Interest paid                       $  3,281.3               -
==============================================================

See notes to condensed financial statements.

Notes to Condensed Financial Statements

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

   C. Deferral of senior notes payable discounts totaling $1,017,500. These discounts have been netted against the senior notes payable and are being amortized over the expected terms of the notes. The amortization was included in interest expense in the accompanying statements of income.

2. INTERCOMPANY LOANS

   In thousands.
   -----------------------------------------------------------
                                      June 30,    December 31,
                                          1994            1993
   -----------------------------------------------------------
   Due from HFC Bank plc            $300,000.0      $125,000.0
   Unamortized arrangement fee        (2,336.7)         (949.1)
   -----------------------------------------------------------
   Total intercompany loans         $297,663.3      $124,050.9
   ===========================================================

3. SENIOR NOTES PAYABLE

   In thousands.
   -----------------------------------------------------------
                                      June 30,    December 31,
                                          1994            1993
   -----------------------------------------------------------
   Notes payable, 5.25%
     due October 15, 1998           $125,000.0      $125,000.0
   Notes payable, 6.00%
     due March 15, 1999              175,000.0               -
   Unamortized discount                 (928.0)         (288.3)
   -----------------------------------------------------------
   Total senior notes payable       $299,072.0      $124,711.7
   ===========================================================

   The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   There were no new developments in the second quarter of 1994.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the six months ended June 30, 1994).

(b)  Reports on Form 8-K.

    During the three months ended June 30, 1994, the Company filed no Reports on Form 8-K.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Household International Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

Dated: August 12, 1994
                              By:  /s/ John W. Blenke
                              ------------------------------
                              President, Chairman of the Board
                              and Chief Executive Officer

                             EXHIBIT INDEX


EXHIBIT
NO.        DESCRIPTION
- -------    -----------

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the six months ended June 30, 1994).


U:\WP\EMP819\EDGAR\N10Q630.AS1