Form 10-Q
period 1994-09-30
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1994-11-14
CIK 912238

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994.

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

At October 31, 1994, there were 400 shares of the registrant's voting securities outstanding, all of which are owned by Household Overseas Limited.

PART 1.   FINANCIAL INFORMATION

1.  Financial Statements

Household International Netherlands B.V.

STATEMENTS OF INCOME

In thousands.
- -----------------------------------------------------------------
                        Nine months ended      Three months ended
                            September 30,           September 30,
                           1994      1993        1994        1993
- -----------------------------------------------------------------
Interest income       $11,972.6         -    $4,652.7           -
Interest expense       11,380.8         -     4,394.6           -
- -----------------------------------------------------------------
Net interest margin       591.8         -       258.1           -
General and administrative
  expenses                 42.8         -        13.5           -
- -----------------------------------------------------------------
Net income before income
  taxes                   549.0         -       244.6           -
Income taxes              207.2         -        94.9           -
- -----------------------------------------------------------------
Net income            $   341.8         -    $  149.7           -
=================================================================
See notes to condensed financial statements.

Household International Netherlands B.V.

BALANCE SHEETS

In thousands.
- ---------------------------------------------------------------
                                  September 30,    December 31,
                                           1994            1993
- ---------------------------------------------------------------
ASSETS
- ------
Cash                                 $    256.0      $     14.7
Accrued interest receivable
  and other assets                      3,865.1         1,461.1
Intercompany loan                     297,792.3       124,050.9
Deferred issuance costs                 1,330.6           660.7
- ---------------------------------------------------------------
Total assets                         $303,244.0      $126,187.4
===============================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Accrued interest payable and
  accrued liabilities                $  3,718.0      $  1,414.4
Senior notes payable                  299,122.9       124,711.7
- ---------------------------------------------------------------
Total liabilities                     302,840.9       126,126.1
- ---------------------------------------------------------------
Shareholder's equity:
   Common stock                              .4              .4
   Additional paid-in capital              19.6            19.6
   Retained earnings                      383.1            41.3
- ---------------------------------------------------------------
Total shareholder's equity                403.1            61.3
- ---------------------------------------------------------------
Total liabilities and
   shareholder's equity              $303,244.0      $126,187.4
===============================================================
See notes to condensed financial statements.

Household International Netherlands B.V.

STATEMENTS OF CASH FLOWS

In thousands.
- --------------------------------------------------------------
Nine months ended September 30            1994            1993
- --------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                          $    341.8               -
Adjustments to reconcile net income
  to net cash provided by operations:
    Accrued interest receivable
      and other assets                (2,404.1)              -
    Arrangement fee                    1,592.5               -
    Deferred issuance costs             (875.0)              -
    Accrued interest payable
      and accrued liabilities          2,303.6               -
- --------------------------------------------------------------
Cash provided by operations              958.8               -
- --------------------------------------------------------------
INVESTMENT IN OPERATIONS
Intercompany loan originated        (175,000.0)              -
- --------------------------------------------------------------
Cash decrease from investments
  in operations                     (175,000.0)              -
- --------------------------------------------------------------
FINANCING TRANSACTIONS
Senior notes payable issued          174,282.5               -
- --------------------------------------------------------------
Cash increase from
  financing transactions             174,282.5               -
- --------------------------------------------------------------
Increase in cash                         241.3               -
Cash at January 1                         14.7           $20.0
- --------------------------------------------------------------
Cash at September 30                $    256.0           $20.0
==============================================================
Supplemental cash flow information:
Interest paid                       $  8,910.4               -
==============================================================
Income taxes paid                   $     40.3               -
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

2. INTERCOMPANY LOANS

   In thousands.
   -----------------------------------------------------------
                                 September 30,    December 31,
                                          1994            1993
   -----------------------------------------------------------
   Due from HFC Bank plc            $300,000.0      $125,000.0
   Unamortized arrangement fee        (2,207.7)         (949.1)
   -----------------------------------------------------------
   Total intercompany loans         $297,792.3      $124,050.9
   ===========================================================

3. SENIOR NOTES PAYABLE

   In thousands.
   -----------------------------------------------------------
                                 September 30,    December 31,
                                          1994            1993
   -----------------------------------------------------------
   Notes payable, 5.25%
     due October 15, 1998           $125,000.0      $125,000.0
   Notes payable, 6.00%
     due March 15, 1999              175,000.0               -
   Unamortized discount                 (877.1)         (288.3)
   -----------------------------------------------------------
   Total senior notes payable       $299,122.9      $124,711.7
   ===========================================================

   The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   There were no new developments in the third quarter of 1994.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the nine months ended September 30, 1994).

    27     Financial Data Schedule.

(b)  Reports on Form 8-K.

    During the three months ended September 30, 1994, the Company filed no Reports on Form 8-K.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Household International Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

Dated: November 14, 1994
                              By:  /s/ John W. Blenke
                              ------------------------------
                              President, Chairman of the Board
                              and Chief Executive Officer

                          EXHIBIT INDEX


EXHIBIT
NO.        DESCRIPTION
- -------    -----------

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the nine months ended September 30, 1994).

    27     Financial Data Schedule.