Form 10-K
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1995-03-30
CIK 912238

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-K
(Mark One)
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1994.

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______.

                 Commission file number 33-50351

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

At March 15, 1995, there were 400 shares of the registrant's voting securities outstanding, all of which are owned by Household Overseas Limited.

            HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

                             PART I

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

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

     All voting securities of the Company are owned by Household
Overseas Limited.

Item. 6   Selected Financial Data.

<CAPTION)

In thousands.                             1994        1993   1992   1991   1990
-------------------------------------------------------------------------------
Statements of Operations - Year Ended December 31

Net interest margin                 $    586.3  $     93.9      -      -      -
General and administrative expenses       56.8        13.7  $ 3.1  $ 3.0  $  .7
Income taxes                             204.5        32.1      -      -      -
-------------------------------------------------------------------------------
Net income (loss)                   $    325.0  $     48.1  $(3.1) $(3.0) $ (.7)
===============================================================================
Balance Sheet Data at December 31

Total assets                        $304,067.8  $126,187.4  $20.0  $20.0  $20.0
Senior notes payable                 299,173.8   124,711.7      -      -      -
Shareholder's equity                     386.3        61.3   13.2   16.3   19.3
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     In October 1993, the Company issued $125 million of 5.25 percent Senior Notes due October 15, 1998 and in March 1994 the Company issued $175 million of 6.00 percent Senior Notes due March 15, 1999 (collectively, the "Notes"). The Notes are unconditionally guaranteed, as to the payment of principal and interest, by Household International. Household International may, at any time, assume all the obligations of the Company with respect to the Notes without the consent of any holder of the Notes. Household International files periodic reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (File No. 1-8198), including audited financial statements which include the financial results of HIUK and its subsidiaries, including the Company.

     Pursuant to an intercompany loan agreement, the Company granted two interest-bearing, long-term loans to HFC Bank using the proceeds of the above-referenced Notes. The Company anticipates that it will have no other source of income other than a lending relationship with HFC Bank.

Item 8.  Financial Statements and Supplementary Data.

STATEMENTS OF OPERATIONS

In thousands.
Year ended December 31             1994          1993       1992
----------------------------------------------------------------
Interest income               $16,303.4      $1,499.5          -
Interest expense               15,717.1       1,405.6          -
----------------------------------------------------------------
Net interest margin               586.3          93.9          -
General and administrative
  expenses                         56.8          13.7      $ 3.1
----------------------------------------------------------------
Net income (loss) before
  income taxes                    529.5          80.2       (3.1)
Income taxes                      204.5          32.1          -
----------------------------------------------------------------
Net income (loss)             $   325.0      $   48.1      $(3.1)
================================================================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

In thousands.
At December 31                             1994            1993
---------------------------------------------------------------
ASSETS
Cash                                 $    299.0      $     14.7
Accrued interest receivable
  and other assets                      4,595.1         1,461.1
Intercompany loans                    297,921.3       124,050.9
Deferred issuance costs                 1,252.4           660.7
---------------------------------------------------------------
Total assets                         $304,067.8      $126,187.4
===============================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Accrued interest payable and
  accrued liabilities                $  4,507.7      $  1,414.4
Senior notes payable                  299,173.8       124,711.7
---------------------------------------------------------------
Total liabilities                     303,681.5       126,126.1
Shareholder's equity                      386.3            61.3
---------------------------------------------------------------
Total liabilities and
   shareholder's equity              $304,067.8      $126,187.4
===============================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS


In thousands.
Year ended December 31                 1994         1993    1992
----------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)               $     325.0  $      48.1   $(3.1)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operations:
    Accrued interest receivable
      and other assets             (3,134.0)    (1,461.1)      -
    Arrangement fee                 1,592.5        987.5       -
    Deferred issuance costs          (875.0)      (687.5)      -
    Accrued interest payable
      and accrued liabilities       3,093.3      1,407.7     3.1
----------------------------------------------------------------
Cash provided by operations         1,001.8        294.7       -

INVESTMENTS IN OPERATIONS
Intercompany loan originated     (175,000.0)  (125,000.0)      -
----------------------------------------------------------------
Cash decrease from investments
  in operations                  (175,000.0)  (125,000.0)      -

FINANCING TRANSACTIONS
Senior notes payable issued       174,282.5    124,700.0       -
----------------------------------------------------------------
Cash increase from
  financing transactions          174,282.5    124,700.0       -
----------------------------------------------------------------
Increase (decrease) in cash           284.3         (5.3)      -
Cash at January 1                      14.7         20.0    20.0
----------------------------------------------------------------
Cash at December 31             $     299.0  $      14.7   $20.0
================================================================

Supplemental cash flow information:
Interest paid                   $  12,191.7            -       -
================================================================
Income taxes paid               $     187.1            -       -
================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

All dollar amounts are stated in thousands.

                                      Issued
                             Number      and Accumu-
                                 of  Paid-in   lated
                             Shares  Capital Deficit     Total
--------------------------------------------------------------
Balance at December 31, 1991    400    $20.0  $ (3.7)   $ 16.3
Net loss                          -        -    (3.1)     (3.1)
--------------------------------------------------------------
Balance at December 31, 1992    400     20.0    (6.8)     13.2
Net income                        -        -    48.1      48.1
--------------------------------------------------------------
Balance at December 31, 1993    400     20.0    41.3      61.3
Net income                        -        -   325.0     325.0
--------------------------------------------------------------
Balance at December 31, 1994    400    $20.0  $366.3    $386.3
==============================================================

The accompanying notes are an integral part of these financial statements.

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

1. EXPLANATION ADDED TO FINANCIAL STATEMENTS PREPARED FOR USE IN
   THE UNITED STATES

   The Company maintains its accounts in accordance with accounting principles and practices employed by enterprises in the Netherlands. The accompanying financial statements reflect certain adjustments not recorded on the Company's books, to present these statements in accordance with generally accepted accounting principles of the U.S., and therefore differ from the statements prepared for use in the Netherlands. These adjustments, which affect both 1994 and 1993 but had no impact on either net income for both years or shareholder's equity at December 31, 1994 and 1993, were as follows:

   A. Deferral of loan arrangement fees totaling $2,580,000 and $987,500 at December 31, 1994 and 1993, respectively. These amounts have been netted against the intercompany loans and are being amortized over the contractual terms of the loans. The amortization was included in interest income in the accompanying statements of operations.

   B. Deferral of senior notes payable issuance costs totaling $1,562,500 and $687,500 at December 31, 1994 and 1993,
      respectively. These costs have been recorded as an asset and are being amortized over the contractual terms of the notes. The amortization was included in interest expense in the accompanying statements of operations.

   C. Deferral of senior notes payable discounts totaling $1,017,500 and $300,000 at December 31, 1994 and 1993,
      respectively. These discounts have been netted against the senior notes payable and are being amortized over the contractual terms of the notes. The amortization was included in interest expense in the accompanying statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Debt discount and deferred issuance costs - Debt discount and deferred issuance costs are amortized using a method which approximates the effective yield method over the contractual term of the related senior notes payable.

   Income taxes - The Company has obtained a ruling from the tax authorities of the Netherlands. Under this ruling a certain minimum taxable income is to be reported during the year. Income tax expense as included in the accompanying statements of operations has been calculated in accordance with this tax ruling.

3. INTERCOMPANY LOANS

   In thousands.
   At December 31                      1994                 1993
   -------------------------------------------------------------
   Due from HFC Bank             $300,000.0           $125,000.0
   Unamortized arrangement fee     (2,078.7)              (949.1)
   -------------------------------------------------------------
   Total intercompany loans      $297,921.3           $124,050.9
   =============================================================

   In March 1994 the Company granted a long-term loan of $175 million to HFC Bank. The loan bears an annual interest rate of 6.175 percent and matures on March 15, 1999. The Company also granted a long-term loan of $125 million to HFC Bank in 1993, which bears an annual interest rate of 5.50 percent and matures on October 15, 1998. HFC Bank has entered into agreements ("arrangement fees") to reimburse the Company for the discount on the senior notes payable and issuance costs. These arrangement fees are netted against the principal balance and are amortized into interest income using a method which approximates the effective yield method over the contractual term of the loan.

4. SENIOR NOTES PAYABLE

   In thousands.
   At December 31                      1994                 1993
   -------------------------------------------------------------
   Notes payable, 5.25%
     due October 15, 1998        $125,000.0           $125,000.0
   Notes payable, 6.00%
     due March 15, 1999           175,000.0                    -
   Unamortized discount              (826.2)              (288.3)
   -------------------------------------------------------------
   Total senior notes payable    $299,173.8           $124,711.7
   =============================================================

   The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.

5. SHAREHOLDER'S EQUITY

   The Company is authorized to issue 2,000 shares of common stock with a stated par value of 100 Netherlands guilders.
   At December 31, 1994 and 1993, 400 shares were issued and outstanding.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International Netherlands B.V.:

We have audited the accompanying balance sheets of Household International Netherlands B.V. (a Netherlands corporation) as of December 31, 1994 and 1993, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Household International Netherlands B.V. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles (see Note 1).


                                        ARTHUR ANDERSEN LLP

Chicago, Illinois
February 3, 1995

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     Not applicable.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following individuals are executive officers and/or directors of the Company:

     John W. Blenke, age 39, is President, Chairman of the
Board, Chief Executive Officer and Secretary of the Company since March 1994. Mr. Blenke was elected Secretary in October 1993. Mr. Blenke is also currently an Assistant General Counsel and Secretary of Household International, having been appointed Secretary in 1993. Mr. Blenke joined Household International in 1989 as Corporate Finance Counsel, was promoted to Assistant General Counsel-Securities & Corporate Law and Assistant Secretary in 1991. Prior to joining Household International,
Mr. Blenke was employed with a subsidiary of Transamerica
Corporation.

     Joseph P. Hoff, age 44, was appointed the Vice President, Treasurer and Chief Financial Officer, as well as a Director of the Company on September 8, 1993. Mr. Hoff is also currently an Assistant Treasurer of Household International and a Vice President and Assistant Treasurer of Household Finance Corporation, also a subsidiary of Household International, positions which he has held since 1989. Prior to 1989, Mr. Hoff was a Senior Vice President of Household Commercial Financial Services.

     David A. Schoenholz, age 43, was appointed Vice President, Controller and Chief Accounting Officer of the Company on September 8, 1993. Mr. Schoenholz is also currently the Senior Vice President-Chief Financial Officer of Household International, having been so appointed in 1994. Mr. Schoenholz was appointed Vice President-Chief Accounting Officer in 1993, Vice President in 1989 and Controller in 1987. He joined Household International in 1985 as Director-Internal Audit. Prior to joining Household International, Mr. Schoenholz was employed by the Commodore Corporation, a manufacturer of mobile homes, as Vice President/Controller from 1983 to 1985.

     ABN-AMRO Trust Company (Nederland) B.V. was appointed a
Director of the Company on September 8, 1993, and is a limited liability company incorporated on August 27, 1991 in Amsterdam, Netherlands. ABN-AMRO Trust Company (Nederland) B.V. and its subsidiaries serve as director to approximately 1,000 Netherlands incorporated holding and finance companies. ABN-AMRO Trust
Company (Nederland) B.V. acts as a manager, administrator and advisor with respect to various financial and commercial activities of companies located or operating in the Netherlands.

Item 11. Executive Compensation.

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

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

(a)  Financial Statements.

     The following financial statements, together with the report of Arthur Andersen LLP, dated February 3, 1995, appearing on pages 4 through 10 hereof.

     Household International Netherlands B.V.

     Statements of Operations for the Three Years Ended December
     31, 1994.

     Balance Sheets, December 31, 1994 and 1993.

     Statements of Cash Flows for the Three Years Ended December
     31, 1994.

     Statements of Changes in Shareholder's Equity for the Three
     Years Ended December 31, 1994.

     Notes to Financial Statements.

(b)  Reports on Form 8-K.

     During the three months ended December 31, 1994, the Company filed no Reports on Form 8-K.

(c)  Exhibits.

     3.1     Articles of Incorporation of the Company
             (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     4.1 Indenture dated as of September 9, 1993, between the Company, Household International and The First National Bank of Boston, as Trustee (incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-3 (No. 33-50351), filed on September 21, 1993).

     4.2 Indenture dated as of September 9, 1993, among the Company, Household International and BankAmerica National Trust Company, as Trustee (filing omitted pursuant to Instruction 2 to Item 601 of Regulation S-K because the exhibit is substantially identical in all material respects to Exhibit 4.1, except as to the parties thereto).

     10.1 Loan Agreement dated October 21, 1993 between the Company and HFC Bank (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1993).

     10.2 Loan Agreement dated March 2, 1994 between the Company and HFC Bank (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

     12.1 Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

     12.2 Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     23      Consent of Independent Public Accountants.

     27      Financial Data Schedule.

(d)  Schedules.

     None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International
Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

Dated: March 29, 1995
                              By:  /s/ John W. Blenke
                                   ------------------
                              President, Chairman of the Board
                              and Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Household International Netherlands B.V. and in the capacities and on the dates indicated.

     Signature          Title                     Date

/s/ John W. Blenke      President,                March 29, 1995
------------------      Chairman of the Board
(John W. Blenke)        and Chief Executive
                        Officer

/s/ Joseph W. Hoff      Vice President,           March 29, 1995
------------------      Treasurer, Chief
(Joseph W. Hoff)        Financial Officer
                        and Director

/s/ David A. Schoenholz Vice President,           March 29, 1995
----------------------- Controller and
(David A. Schoenholz)   Chief Accounting
                        Officer

----------------------- Director                  March 29, 1995
ABN-AMRO Trust Company
(Nederland) B.V.

                          EXHIBIT INDEX


EXHIBIT
NO.        DESCRIPTION
-------    -----------
3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1993).

4.1 Indenture dated as of September 9, 1993, between the Company, Household International and The First National Bank of Boston, as Trustee (incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-3 (No. 33-50351), filed on September 21, 1993).

4.2 Indenture dated as of September 9, 1993, among the Company, Household International and BankAmerica National Trust Company, as Trustee (filing omitted pursuant to Instruction 2 to Item 601 of Regulation S-K because the exhibit is substantially identical in all material respects to Exhibit 4.1, except as to the parties thereto).

10.1 Loan Agreement dated October 21, 1993 between the Company and HFC Bank (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.2 Loan Agreement dated March 2, 1994 between the Company and HFC Bank (incorporated by reference to Exhibit
           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

12.1 Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

12.2 Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

23         Consent of Independent Public Accountants.

27         Financial Data Schedule.