Form 10-Q
period 1995-03-31
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1995-05-15
CIK 912238

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995
                                        --------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _______ to _______.

               Commission file number 33-50351
                                      --------

           HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         The Netherlands                    Not Applicable
    ------------------------------     -------------------
    (State or other jurisdiction       (I.R.S. Employer
    incorporation or organization)     Identification No.)

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

At April 30, 1995, there were 400 shares of the registrant's voting securities outstanding, all of which are owned by Household Overseas Limited.

PART 1.    FINANCIAL INFORMATION

1.  Financial Statements

Household International Netherlands B.V.

STATEMENTS OF INCOME

In thousands.
- -------------------------------------------------------------------------
Three months ended March 31                             1995         1994
- -------------------------------------------------------------------------
Interest income                                     $4,549.3     $2,718.5
Interest expense                                     4,394.6      2,591.5
- -------------------------------------------------------------------------
Net interest margin                                    154.7        127.0
General and administrative expenses                     10.7          8.5
- -------------------------------------------------------------------------
Net income before income taxes                         144.0        118.5
Income taxes                                            55.8         47.4
- -------------------------------------------------------------------------
Net income                                          $   88.2     $   71.1
=========================================================================

See notes to condensed financial statements.

Household International Netherlands B.V.

BALANCE SHEETS

In thousands.
- -----------------------------------------------------------------------
                                            March 31,      December 31,
                                                 1995              1994
- -----------------------------------------------------------------------
ASSETS
- ------
Cash                                       $    414.1        $    299.0
Accrued interest receivable
  and other assets                            3,621.9           4,595.1
Intercompany loan                           298,050.3         297,921.3
Deferred issuance costs                       1,174.3           1,252.4
- -----------------------------------------------------------------------
Total assets                               $303,260.6        $304,067.8
=======================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Accrued interest payable and
  accrued liabilities                      $  3,561.4        $  4,507.7
Senior notes payable                        299,224.7         299,173.8
- -----------------------------------------------------------------------
Total liabilities                           302,786.1         303,681.5
- -----------------------------------------------------------------------
Shareholder's equity:
   Common stock                                    .4                .4
   Additional paid-in capital                    19.6              19.6
   Retained earnings                            454.5             366.3
- -----------------------------------------------------------------------
Total shareholder's equity                      474.5             386.3
- -----------------------------------------------------------------------
Total liabilities and
   shareholder's equity                    $303,260.6        $304,067.8
=======================================================================

See notes to condensed financial statements.

Household International Netherlands B.V.

STATEMENTS OF CASH FLOWS

In thousands.
- ----------------------------------------------------------------------
Three months ended March 31                     1995              1994
- ----------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                  $   88.2       $      71.1
Adjustments to reconcile net income
  to net cash provided by operations:
    Accrued interest receivable
      and other assets                         973.2          (2,642.5)
    Arrangement fee                                -           1,592.5
    Deferred issuance costs                        -            (875.0)
    Accrued interest payable
      and accrued liabilities                 (946.3)          2,567.2
- ----------------------------------------------------------------------
Cash provided by operations                    115.1             713.3
- ----------------------------------------------------------------------
INVESTMENT IN OPERATIONS
Intercompany loan originated                       -        (175,000.0)
- ----------------------------------------------------------------------
Cash decrease from investments
  in operations                                    -        (175,000.0)
- ----------------------------------------------------------------------
FINANCING TRANSACTIONS
Senior notes payable issued                        -         174,282.5
- ----------------------------------------------------------------------
Cash increase from
  financing transactions                           -         174,282.5
- ----------------------------------------------------------------------
Increase (decrease) in cash                    115.1              (4.2)
Cash at January 1                              299.0              14.7
- ----------------------------------------------------------------------
Cash at March 31                            $  414.1       $      10.5
======================================================================

Supplemental cash flow information:
Interest paid                               $5,250.0                 -
======================================================================
Income taxes paid                           $   19.0                 -
======================================================================

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

Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature.

1. EXPLANATION ADDED TO FINANCIAL STATEMENTS PREPARED FOR USE IN
   THE UNITED STATES

   The Company maintains its accounts in accordance with accounting principles and practices employed by enterprises in the Netherlands. The accompanying financial statements reflect certain adjustments not recorded on the Company's books, to present these statements in accordance with generally accepted accounting principles of the U.S., and therefore differ from the statements prepared for use in the Netherlands. These adjustments, which had no impact on either net income or shareholder's equity in 1995 or 1994, were as follows:

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

2. INTERCOMPANY LOANS

   In thousands.
   -------------------------------------------------------------------
                                           March 31,      December 31,
                                                1995              1994
   -------------------------------------------------------------------
   Due from HFC Bank plc                  $300,000.0        $300,000.0
   Unamortized arrangement fee              (1,949.7)         (2,078.7)
   -------------------------------------------------------------------
   Total intercompany loans               $298,050.3        $297,921.3
   ===================================================================
   /TABLE

3. SENIOR NOTES PAYABLE

   In thousands.
   -------------------------------------------------------------------
                                           March 31,      December 31,
                                                1995              1994
   -------------------------------------------------------------------
   Notes payable, 5.25%
     due October 15, 1998                 $125,000.0        $125,000.0
   Notes payable, 6.00%
     due March 15, 1999                    175,000.0         175,000.0
   Unamortized discount                       (775.3)           (826.2)
   -------------------------------------------------------------------
   Total senior notes payable             $299,224.7        $299,173.8
   ===================================================================

   The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.


2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   There were no new developments in the first quarter of 1995.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

     12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).

     27      Financial Data Schedule.

(b)  Reports on Form 8-K.

     During the three months ended March 31, 1995, the Company filed no reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Household International Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.

Dated: May 15, 1995
                                  By:  /s/ John W. Blenke
                                  ------------------------------
                                  President, Chairman of the Board
                                  and Chief Executive Officer

                               EXHIBIT INDEX


EXHIBIT
NO.         DESCRIPTION
- -------     -----------

     12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

     12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).

     27     Financial Data Schedule.