Form 10-Q
period 1995-06-30
HOUSEHOLD INTERNATIONAL NETHERLANDS BV
filed 1995-08-14
CIK 912238

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995
                                           -------------

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

At July 31, 1995, there were 400 shares of the registrant's voting securities outstanding, all of which are owned by Household Overseas Limited.

PART 1.     FINANCIAL INFORMATION

1.  Financial Statements

Household International Netherlands B.V.

STATEMENTS OF INCOME

In thousands.
------------------------------------------------------------------------------------
                                         Six months ended         Three months ended
                                                 June 30,                   June 30,
                                         1995        1994         1995          1994
------------------------------------------------------------------------------------
Interest income                      $9,098.6    $7,319.9     $4,549.3      $4,601.4
Interest expense                      8,789.2     6,986.2      4,394.6       4,394.7
------------------------------------------------------------------------------------
Net interest margin                     309.4       333.7        154.7         206.7
General and administrative expenses      17.2        29.3          6.5          20.8
------------------------------------------------------------------------------------
Net income before income taxes          292.2       304.4        148.2         185.9
Income taxes                            110.9       112.3         55.1          64.9
------------------------------------------------------------------------------------
Net income                           $  181.3    $  192.1     $   93.1      $  121.0
====================================================================================
See notes to condensed financial statements.
/TABLE

Household International Netherlands B.V.

BALANCE SHEETS

In thousands.
--------------------------------------------------------------------------
                                               June 30,       December 31,
                                                   1995               1994
--------------------------------------------------------------------------
ASSETS
------
Cash                                         $    550.5         $    299.0
Accrued interest receivable
  and other assets                              4,601.6            4,595.1
Intercompany loan                             298,179.3          297,921.3
Deferred issuance costs                         1,096.1            1,252.4
--------------------------------------------------------------------------
Total assets                                 $304,427.5         $304,067.8
==========================================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Accrued interest payable and
  accrued liabilities                        $  4,584.4         $  4,507.7
Senior notes payable                          299,275.5          299,173.8
--------------------------------------------------------------------------
Total liabilities                             303,859.9          303,681.5
--------------------------------------------------------------------------
Shareholder's equity:
    Common stock                                     .4                 .4
    Additional paid-in capital                     19.6               19.6
    Retained earnings                             547.6              366.3
--------------------------------------------------------------------------
Total shareholder's equity                        567.6              386.3
--------------------------------------------------------------------------
Total liabilities and
    shareholder's equity                     $304,427.5         $304,067.8
==========================================================================
See notes to condensed financial statements.
/TABLE

Household International Netherlands B.V.

STATEMENTS OF CASH FLOWS

In thousands.
-------------------------------------------------------------------------
Six months ended June 30                          1995               1994
-------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                    $  181.3        $     192.1
Adjustments to reconcile net income
  to net cash provided by operations:
    Accrued interest receivable
      and other assets                            (6.5)          (3,676.0)
    Arrangement fee                                  -            1,592.5
    Deferred issuance costs                          -             (875.0)
    Accrued interest payable
      and accrued liabilities                     76.7            3,634.8
-------------------------------------------------------------------------
Cash provided by operations                      251.5              868.4
-------------------------------------------------------------------------
INVESTMENT IN OPERATIONS
Intercompany loan originated                         -         (175,000.0)
-------------------------------------------------------------------------
Cash decrease from investments
  in operations                                      -         (175,000.0)
-------------------------------------------------------------------------
FINANCING TRANSACTIONS
Senior notes payable issued                          -          174,282.5
-------------------------------------------------------------------------
Cash increase from
  financing transactions                             -          174,282.5
-------------------------------------------------------------------------
Increase in cash                                 251.5              150.9
Cash at January 1                                299.0               14.7
-------------------------------------------------------------------------
Cash at June 30                               $  550.5        $     165.6
=========================================================================

Supplemental cash flow information:
Interest paid                                 $8,531.3        $   3,281.3
=========================================================================
Income taxes paid                             $   38.0                  -
=========================================================================

See notes to condensed financial statements.
/TABLE

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

2.  INTERCOMPANY LOANS

    In thousands.
    ---------------------------------------------------------------------
                                              June 30,       December 31,
                                                  1995               1994
    ---------------------------------------------------------------------
    Due from HFC Bank plc                   $300,000.0         $300,000.0
    Unamortized arrangement fee               (1,820.7)          (2,078.7)
    ---------------------------------------------------------------------
    Total intercompany loans                $298,179.3         $297,921.3
    =====================================================================
    /TABLE

3.  SENIOR NOTES PAYABLE

    In thousands.
    ---------------------------------------------------------------------
                                              June 30,       December 31,
                                                  1995               1994
    ---------------------------------------------------------------------
    Notes payable, 5.25%
      due October 15, 1998                  $125,000.0         $125,000.0
    Notes payable, 6.00%
      due March 15, 1999                     175,000.0          175,000.0
    Unamortized discount                        (724.5)            (826.2)
    ---------------------------------------------------------------------
    Total senior notes payable              $299,275.5         $299,173.8
    =====================================================================

    The senior notes payable, which were issued in the U.S., are guaranteed as to the payment of principal and interest until maturity by Household International.



2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    There were no new developments in the second quarter of 1995.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

      12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).

      27      Financial Data Schedule.

(b)  Reports on Form 8-K.

      During the three months ended June 30, 1995, the Company filed no reports on Form 8-K.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, Household International Netherlands B.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD INTERNATIONAL NETHERLANDS B.V.
                        ----------------------------------------

Dated: August 14, 1995
       ---------------             By:  /s/ John W. Blenke
                                   --------------------------------
                                   President, Chairman of the Board
                                   and Chief Executive Officer

                                EXHIBIT INDEX
                                -------------

EXHIBIT
NO.          DESCRIPTION
-------      -----------

12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Company.

12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).

27           Financial Data Schedule.